Form 10-K405
period 1997-12-31
WFS FINANCIAL 1997-D OWNER TRUST
filed 1998-03-31
CIK 1047775

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

                        Commission file number: 333-38029

                        WFS FINANCIAL 1997-D OWNER TRUST
                        --------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                              33-0149603
     -------------------------------                ----------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

WFS FINANCIAL AUTO LOANS, INC.
23 PASTEUR ROAD
IRVINE, CALIFORNIA                                               92618
-----------------------------------------------                  -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 753-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                           Exhibit Index is on Page 6.

                                  Page 1 of _.

ITEM 1. BUSINESS

        Not applicable.

ITEM 2. PROPERTIES

On December 11, 1997 the Commission declared effective a Registration Statement on Form S-1 (File No. 333-38029) (the "Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"), providing for the issuance by the WFS Financial 1997-D Owner Trust (the "Trust") of the following securities:

  $105,000,000 of 5.91% Money Market Auto Receivable Backed Notes, Class A-1,
         $110,000,000 of 6.20% Auto Receivable Backed Notes, Class A-2, $140,000,000 of 6.25% Auto Receivable Backed Notes, Class A-3, $90,000,000 of 6.25% Auto Receivable Backed Notes, Class A-4,
           $55,000,000 of 6.40% Auto Receivable Backed Certificates.

The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes and Class A-5 Notes (the "Notes" and together with the Certificates, the "Securities") and the Certificates were issued by the Trust on December 17, 1997. The Notes are secured by the assets of the Trust, while the Certificates evidence undivided fractional interests in the assets of the Trust. The Notes and the Certificates were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Registration Statement, the assets of the Trust will include (i) a pool of retail installment contracts secured by liens on new and used automobiles and light trucks ("Contracts"),
(ii) a financial guaranty insurance policy issued by Financial Security Assurance Inc. (the "Insurer"), and (iii) certain accounts maintained by the Trustee on behalf of the Trust, including all investments held thereby and all income from the investment of funds therein and all proceeds therefrom.

Information as to the number of Contracts remaining in the Trust, the aggregate unpaid principal balance thereof, the decrease therein, delinquencies on the Contracts, collections of principal and interest made, fees paid to the Servicer and the amount of the Policies are set forth in the exhibits incorporated herein in response to Item 14, below.

ITEM 3. LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, the Trustee, the Seller or the Servicer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the holders of the Certificates during the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there was one holder of record of the Securities. See also Item 12. Security Ownership of Certain Beneficial Owners and Management. There was no principal market in which the Securities traded.

ITEM 6. SELECTED FINANCIAL DATA

Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Omitted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Omitted.

ITEM 11. EXECUTIVE COMPENSATION

Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant has sought to obtain from the Depository Trust Company ("DTC") the identity of the participants who hold beneficial interest in the Certificates registered in the name of Cede & co. maintained at DTC and their relative percentage interests in the Cetificates, but has not been provided with that information by DTC. The Registrant will file an amended Form 10-K if and when that information is provided to it by DTC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As the Registrant has not been provided with participant information by DTC it cannot state with certainty that there are no transactions or series of transactions between the Trust and any beneficial owner of more than 5% of the Ceritificates. The Registrant will file an amended Form 10-K if and when information is provided to it by DTC from which it can make a definitive determination.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

Exhibit Number  Description
--------------  -----------

20.1 Current Report on Form 8-K for the for the March 20, 1998 Distribution Date (incorporated herein by reference to the WFS Financial 1997-D Owner Trust Form 8-K filed on March 25, 1998, file number 333- 38029)

20.2            Accountants' Report dated February 9, 1998

20.3            Annual Statement of Compliance by Master Servicer dated January
                26, 1998

20.4 consolidated financial statements of Financial Security Assurance Inc. and Subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 (Incorporate by reference from the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. for the year ended December 31, 1997 (file # 1-12644) as filed on or about March 24, 1998)

23              Written Consent of Coopers & Lybrand, L.L.P.


(b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 14(a).

(c)   Omitted.

(d)   Omitted.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WFS FINANCIAL 1997-D OWNER TRUST

                                       BY: WFS FINANCIAL INC, as Master Servicer


Date:       March 30, 1998             By: /S/ LEE A. WHATCOTT
                                         -----------------------------
                                       Lee A. Whatcott, Chief Financial Officer

                                INDEX TO EXHIBITS


       Exhibit No.            Description                                                 Page
       -----------            -----------                                                 ----
           20.1       Current Report on Form 8-K for the for the March 20, 1998
                      Distribution Date (incorporated herein by reference to the
                      WFS Financial 1997-D Owner Trust Form 8-K filed on March
                      25, 1998, file number 333-38029)

           20.2       Accountants' Report dated February 9, 1998

           20.3       Annual Statement of Compliance by Master Servicer dated
                      January 26, 1998

           20.4       consolidated financial statements of Financial Security
                      Assurance Inc. and Subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 (Incorporate by reference from the Annual Report on Form 10-K of Financial Security Assurance
                      Holdings Ltd. for the year ended December 31, 1997 (file #
                      1-12644) as filed on or about March 24, 1998)

           23         Written Consent of Coopers & Lybrand, L.L.P.